Form 10-K
period 2016-12-31
Citigroup Commercial Mortgage Trust 2015-P1
filed 2017-03-31
CIK 1648439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Citigroup Global Markets Realty Corp.

(Central Index Key Number: 0001541001)

Principal Commercial Capital

(Central Index Key Number: 0001634437)

Wells Fargo Bank, National Association

(Central Index Key Number: 0000740906)

(Exact name of sponsor as specified in its charter)

47-4829566
47-4840768
New York	47-7237579
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

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

Item 1117 of Regulation AB

Disclosure from Citibank, N.A., as Certificate Administrator:

Citibank, N.A. (“Citibank”) is acting as the Certificate Administrator of this commercial mortgage-backed securities (“CMBS”) transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain residential mortgage-backed securities (“RMBS”) transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

        On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the one remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Citibank’s motion to dismiss was fully briefed as of April 15, 2016. Following oral argument on Citibank’s motion to dismiss, plaintiffs filed an amended complaint on August 5, 2016. Citibank’s motion to dismiss the amended complaint was fully briefed as of October 21, 2016. Citibank awaits a decision.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016. On September 30, 2016, the court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the court’s dismissal order. On October 25, 2016, the court granted leave for defendants to file an opposition brief. Defendants filed their opposition on November 15, 2016, and plaintiff filed its reply brief on November 22, 2016. Citibank awaits a decision from the court on the plaintiff’s motion.

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

Disclosure from Deutsche Bank Trust Company Americas, as Trustee:

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (the “TIA”), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-event of default duty to terminate servicers. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to plaintiffs’ breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike. Plaintiffs did not further amend their complaint, and on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Pooling and Servicing Agreement for this transaction.

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

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of August 1, 2015, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Citibank, N.A., as certificate administrator, Deutsche Bank Trust Company Americas, as trustee, and Wells Fargo Bank, National Association, as custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated August 19, 2015, and filed by the registrant on October 20, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of August 1, 2015 (the “COMM 2015-CCRE24 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein)[1].

4.3	Pooling and Servicing Agreement, dated as of July 1, 2015 (the “GSMS 2015-GC32 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein)[2].

4.4	Trust and Servicing Agreement, dated as of May 6, 2015 (the “CGBAM 2015-SMRT TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as servicer and special servicer, Deutsche Bank Trust Company Americas, as trustee, and Citibank, N.A., as certificate administrator (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein)[3].

4.5	Trust and Servicing Agreement, dated as of May 5, 2015 (the “MSCCG 2015-ALDR TSA”), by and among Morgan Stanley Capital I Inc., as depositor, KeyBank National Association, as servicer and special servicer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein)[4].

[1]	The Eden Roc mortgage loan, which represented approximately 8.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity. The Eden Roc mortgage loan and the related companion loans are serviced pursuant to the COMM 2015-CCRE24 PSA.
[2]	The Ascentia MHC Portfolio mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity. The Ascentia MHC Portfolio mortgage loan and the related companion loan are serviced pursuant to the GSMS 2015-GC32 PSA.
[3]	The US StorageMart Portfolio mortgage loan, which represented approximately 4.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity, five pari passu companion loans and two subordinate companion loans that are held outside the issuing entity. The US StorageMart Portfolio mortgage loan and the related companion loans are serviced pursuant to the CGBAM 2015-SMRT TSA.
[4]	The Alderwood Mall mortgage loan, which represented approximately 2.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity, five pari passu companion loans and two subordinate companion loans that are held outside the issuing entity. The Alderwood Mall mortgage loan and the related companion loans are serviced pursuant to the MSCCG 2015-ALDR TSA.

10.1	Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Macquarie US Trading LLC D/B/A Principal Commercial Capital and Citigroup Commercial Mortgage Securities Inc., pursuant to which Macquarie US Trading LLC D/B/A Principal Commercial Capital sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Wells Fargo Bank, National Association and Citigroup Commercial Mortgage Securities Inc., pursuant to which Wells Fargo Bank, National Association sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein).

10.4	Sub-servicing agreement, dated as of August 1, 2015, between Wells Fargo Bank, National Association, as master servicer, and Principal Global Investors, LLC, as sub-servicer (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A dated August 19, 2015, and filed by the registrant on August 20, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Global Investors, LLC, as servicing function participant

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 33.1)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 33.2)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 33.6)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see exhibit 33.7)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Eden Roc mortgage loan under COMM 2015-CCRE24 PSA (see Exhibit 33.5)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 33.3)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkeley Point Capital LLC, as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (see Exhibit 33.14)

33.20	Report on assessment of compliance with servicing criteria for asset-based securities, Wells Fargo Bank, National Association, as custodian for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (see Exhibit 33.5)

33.21	Report on assessment of compliance with servicing criteria for asset-based securities, Park Bridge Lender Services LLC, as operating advisor for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (see Exhibit 33.3)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicer for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (see Exhibit 33.18)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (see Exhibit 33.18)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (see Exhibit 33.4)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA (see Exhibit 33.14)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA (see Exhibit 33.5)

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Global Investors, LLC, as servicing function participant

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 34.1)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 34.2)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 34.6)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see exhibit 34.7)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Eden Roc mortgage loan under COMM 2015-CCRE24 PSA (see Exhibit 34.5)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 34.3)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkeley Point Capital LLC, as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (see Exhibit 34.14)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-based securities, Wells Fargo Bank, National Association, as custodian for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (see Exhibit 34.5)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-based securities, Park Bridge Lender Services LLC, as operating advisor for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (see Exhibit 34.3)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicer for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (see Exhibit 34.18)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (see Exhibit 34.18)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (see Exhibit 34.4)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA (see Exhibit 34.14)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA (see Exhibit 34.5)

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Principal Global Investors, LLC, as servicing function participant

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA

35.6	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA

35.9	Servicer compliance statement, Citibank, N.A., as certificate administrator for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2017

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, President

EXHIBIT INDEX

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of August 1, 2015, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Citibank, N.A., as certificate administrator, Deutsche Bank Trust Company Americas, as trustee, and Wells Fargo Bank, National Association, as custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated August 19, 2015, and filed by the registrant on October 20, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of August 1, 2015 (the “COMM 2015-CCRE24 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein)[5].

4.3	Pooling and Servicing Agreement, dated as of July 1, 2015 (the “GSMS 2015-GC32 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein)[6].

4.4	Trust and Servicing Agreement, dated as of May 6, 2015 (the “CGBAM 2015-SMRT TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as servicer and special servicer, Deutsche Bank Trust Company Americas, as trustee, and Citibank, N.A., as certificate administrator (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein)[7].

4.5	Trust and Servicing Agreement, dated as of May 5, 2015 (the “MSCCG 2015-ALDR TSA”), by and among Morgan Stanley Capital I Inc., as depositor, KeyBank National Association, as servicer and special servicer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein) [8].

[5]	The Eden Roc mortgage loan, which represented approximately 8.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity. The Eden Roc mortgage loan and the related companion loans are serviced pursuant to the COMM 2015-CCRE24 PSA.
[6]	The Ascentia MHC Portfolio mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity. The Ascentia MHC Portfolio mortgage loan and the related companion loan are serviced pursuant to the GSMS 2015-GC32 PSA.
[7]	The US StorageMart Portfolio mortgage loan, which represented approximately 4.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity, five pari passu companion loans and two subordinate companion loans that are held outside the issuing entity. The US StorageMart Portfolio mortgage loan and the related companion loans are serviced pursuant to the CGBAM 2015-SMRT TSA.
[8]	The Alderwood Mall mortgage loan, which represented approximately 2.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity, five pari passu companion loans and two subordinate companion loans that are held outside the issuing entity. The Alderwood Mall mortgage loan and the related companion loans are serviced pursuant to the MSCCG 2015-ALDR TSA.

10.1	Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Macquarie US Trading LLC D/B/A Principal Commercial Capital and Citigroup Commercial Mortgage Securities Inc., pursuant to which Macquarie US Trading LLC D/B/A Principal Commercial Capital sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Wells Fargo Bank, National Association and Citigroup Commercial Mortgage Securities Inc., pursuant to which Wells Fargo Bank, National Association sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein).

10.4	Sub-servicing agreement, dated as of August 1, 2015, between Wells Fargo Bank, National Association, as master servicer, and Principal Global Investors, LLC, as sub-servicer (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A dated August 19, 2015, and filed by the registrant on August 20, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Global Investors, LLC, as servicing function participant

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 33.1)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 33.2)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 33.6)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see exhibit 33.7)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Eden Roc mortgage loan under COMM 2015-CCRE24 PSA (see Exhibit 33.5)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 33.3)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkeley Point Capital LLC, as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (see Exhibit 33.14)

33.20	Report on assessment of compliance with servicing criteria for asset-based securities, Wells Fargo Bank, National Association, as custodian for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (see Exhibit 33.5)

33.21	Report on assessment of compliance with servicing criteria for asset-based securities, Park Bridge Lender Services LLC, as operating advisor for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (see Exhibit 33.3)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicer for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (see Exhibit 33.18)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (see Exhibit 33.18)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (see Exhibit 33.4)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA (see Exhibit 33.14)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA (see Exhibit 33.5)

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Global Investors, LLC, as servicing function participant

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 34.1)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 34.2)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 34.6)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see exhibit 34.7)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Eden Roc mortgage loan under COMM 2015-CCRE24 PSA (see Exhibit 34.5)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (see Exhibit 34.3)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkeley Point Capital LLC, as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (see Exhibit 34.14)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-based securities, Wells Fargo Bank, National Association, as custodian for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (see Exhibit 34.5)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-based securities, Park Bridge Lender Services LLC, as operating advisor for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (see Exhibit 34.3)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicer for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (see Exhibit 34.18)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (see Exhibit 34.18)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (see Exhibit 34.4)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA (see Exhibit 34.14)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA (see Exhibit 34.5)

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Principal Global Investors, LLC, as servicing function participant

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA

35.6	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA

35.9	Servicer compliance statement, Citibank, N.A., as certificate administrator for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA