Form 10-K/A
period 2017-12-31
Citigroup Commercial Mortgage Trust 2015-P1
filed 2018-06-21
CIK 1648439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

See Item 15.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2018 under Commission File No. 333-189017-10 (the “Original Form 10-K”), is to file with the Commission (i) a report on assessment of compliance with servicing criteria for asset-backed securities signed by Principal Global Investors LLC, as servicing function participant, as Exhibit 33.9 and (ii) a revised servicer compliance statement of Wells Fargo Bank, National Association, as master servicer, covering the reporting period from January 1, 2017 through December 31, 2017 as Exhibit 35.1 as a replacement of the servicer compliance statement filed as Exhibit 35.1 to the Original Form 10-K. No other changes have been made to the Original Form 10-K other than the changes described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of August 1, 2015 (the “CGCMT 2015-P1 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Citibank, N.A., as certificate administrator, Deutsche Bank Trust Company Americas, as trustee, and Wells Fargo Bank, National Association, as custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated August 19, 2015, and filed by the registrant on October 20, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of August 1, 2015 (the “COMM 2015-CCRE24 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein)[1].

[1]	The Eden Roc mortgage loan, which represented approximately 8.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity. The Eden Roc mortgage loan and the related companion loans are serviced pursuant to the COMM 2015-CCRE24 PSA.

4.3	Pooling and Servicing Agreement, dated as of July 1, 2015 (the “GSMS 2015-GC32 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein)[2].

4.4	Trust and Servicing Agreement, dated as of May 6, 2015 (the “CGBAM 2015-SMRT TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as servicer and special servicer, Deutsche Bank Trust Company Americas, as trustee, and Citibank, N.A., as certificate administrator (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein)[3].

4.5	Trust and Servicing Agreement, dated as of May 5, 2015 (the “MSCCG 2015-ALDR TSA”), by and among Morgan Stanley Capital I Inc., as depositor, KeyBank National Association, as servicer and special servicer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein)[4].

10.1	Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Macquarie US Trading LLC D/B/A Principal Commercial Capital and Citigroup Commercial Mortgage Securities Inc., pursuant to which Macquarie US Trading LLC D/B/A Principal Commercial Capital sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein).

[2]	The Ascentia MHC Portfolio mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity. The Ascentia MHC Portfolio mortgage loan and the related companion loan are serviced pursuant to the GSMS 2015-GC32 PSA.
[3]	The US StorageMart Portfolio mortgage loan, which represented approximately 4.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity, five pari passu companion loans and two subordinate companion loans that are held outside the issuing entity. The US StorageMart Portfolio mortgage loan and the related companion loans are serviced pursuant to the CGBAM 2015-SMRT TSA.
[4]	The Alderwood Mall mortgage loan, which represented approximately 2.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity, five pari passu companion loans and two subordinate companion loans that are held outside the issuing entity. The Alderwood Mall mortgage loan and the related companion loans are serviced pursuant to the MSCCG 2015-ALDR TSA.

10.3	Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Wells Fargo Bank, National Association and Citigroup Commercial Mortgage Securities Inc., pursuant to which Wells Fargo Bank, National Association sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated August 19, 2015, and filed by the registrant on August 19, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein).

10.4	Sub-servicing agreement, dated as of August 1, 2015, between Wells Fargo Bank, National Association, as master servicer, and Principal Global Investors, LLC, as sub-servicer (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A dated August 19, 2015, and filed by the registrant on August 20, 2015 under Commission File No. 333-189017-10, and is incorporated by reference herein).

10.5	Assignment and Assumption, dated as of May 1, 2017, between Principal Global Investors, LLC and Principal Real Estate Investors, LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated May 1, 2017, and filed by the registrant on May 5, 2017 under Commission File No. 333-189017-10, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[5]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer (filed as Exhibit 33.2 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Global Investors, LLC, as servicing function participant[6]

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)[7]

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 33.2 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

[5]	Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) CWCapital Asset Management LLC, as special servicer for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA, and (ii) KeyBank National Association, as servicer and special servicer for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA, are not included in this report on Form 10-K/A because each of CWCapital Asset Management LLC and KeyBank National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.
[6]	Prior to May 1, 2017, Principal Global Investors, LLC acted as primary servicer with respect to mortgage loans representing approximately 37.5% of the initial pool balance of the issuing entity pursuant to that certain Sub-Servicing Agreement, dated as of August 1, 2015 (the “CGCMT 2015-P1 Sub-Servicing Agreement”), between Wells Fargo Bank, National Association, as master servicer, and Principal Global Investors, LLC, as sub-servicer. Effective as of May 1, 2017, Principal Global Investors, LLC assigned all of its rights and obligations under the CGCMT 2015-P1 Sub-Servicing Agreement to its affiliate, Principal Real Estate Investors, LLC, pursuant to an assignment and assumption, dated as of May 1, 2017 (the “Assignment and Assumption”), as disclosed in the registrant’s Current Report on Form 8-K dated May 1, 2017, and filed by the registrant on May 5, 2017 under Commission File No. 333-189017-10. The CGCMT 2015-P1 Sub-Servicing Agreement and the Assignment and Assumption are attached hereto as Exhibits 10.4 and 10.5, respectively.
[7]	On and after May 1, 2017, Principal Real Estate Investors, LLC is acting as primary servicer with respect to mortgage loans representing approximately 37.5% of the initial pool balance of the issuing entity pursuant to the CGCMT 2015-P1 Sub-Servicing Agreement and the Assignment and Assumption.

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 33.15 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Eden Roc mortgage loan under COMM 2015-CCRE24 PSA (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkeley Point Capital LLC, as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 33.18 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (filed as Exhibit 33.19 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (filed as Exhibit 33.15 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicer for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (filed as Exhibit 33.19 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (filed as Exhibit 33.19 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA (filed as Exhibit 33.15 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer (filed as Exhibit 34.2 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Global Investors, LLC, as servicing function participant (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 34.2 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 34.15 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Eden Roc mortgage loan under COMM 2015-CCRE24 PSA (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkeley Point Capital LLC, as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 34.18 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (filed as Exhibit 34.19 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (filed as Exhibit 34.15 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicer for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (filed as Exhibit 34.19 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (filed as Exhibit 34.19 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA (filed as Exhibit 34.15 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

35	Servicer compliance statements.[8]

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer (filed as Exhibit 35.2 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

[8]	This annual report on Form 10-K/A does not include the servicer compliance statements of (i) Berkadia Commercial Mortgage LLC, as servicing function participant, (ii) Berkeley Point Capital LLC, as servicing function participant for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA, (iii) CWCapital Asset Management LLC, as special servicer for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA, and (iv) KeyBank National Association, as servicer and special servicer for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA, because each of Berkadia Commercial Mortgage LLC, Berkeley Point Capital LLC, CWCapital Asset Management LLC and KeyBank National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

35.4	Servicer compliance statement, Principal Global Investors, LLC, as servicing function participant (filed as Exhibit 35.4 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

35.5	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant (filed as Exhibit 35.4 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

35.7	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Eden Roc mortgage loan under the COMM 2015-CCRE24 PSA (filed as Exhibit 35.8 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Ascentia MHC Portfolio mortgage loan under the GSMS 2015-GC32 PSA (filed as Exhibit 35.8 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

35.10	Servicer compliance statement, Citibank, N.A., as certificate administrator for the US StorageMart Portfolio mortgage loan under the CGBAM 2015-SMRT TSA (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Alderwood Mall mortgage loan under the MSCCG 2015-ALDR TSA (filed as Exhibit 35.8 to the registrant’s Original Form 10-K under Commission File No. 333-189017-10, and is incorporated by reference herein)

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 21, 2018

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President